Form 10-K
period 2000-12-31
MMCA AUTO OWNER TRUST 2000-2
filed 2001-03-22
CIK 1127384

SECURITIES AND EXCHANGE COMMISSION
				WASHINGTON, DC 20549
				______________________

				    FORM 10-K


 ? ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                        OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________


			Commission file number 333-45842

			MMCA Auto Owner Trust 2000-2
			MMCA Auto Receivables Trust
		(Originator of the MMCA Auto Owner Trust 2000-2)
		(Exact name of registrant as specified in its charter)


             Delaware                                   33 - 0869011
    (State or other jurisdiction                       (IRS Employer
of incorporation or organization)                     Identification No.)


           6363 Katella Avenue
          Cypress, California                           90630-5205
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:     (714) 236-1614

Securities registered pursuant to Section
 12(b) of the Act:                                       None.

Securities registered pursuant to Section
12(g) of the Act:                                        None.


	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ?


	State the aggregate market value of the voting stock held by non-affiliates of the registrant: None.

	Indicate the number of share outstanding of the registrant's classes of common stock, as of the latest practicable date: None.

	Documents incorporated by reference:  None.


PART I

Item 1.		Business

Not applicable.


Item 2.		Properties

MMCA Auto Owner Trust 2000-2 (the "Trust") was formed on November 1, 2000 pursuant to a Trust Agreement (the "Trust Agreement"), dated as of November 1, 2000, between MMCA Auto Receivables Trust, as depositor ("MART"), and Wilmington Trust Company, as owner trustee. Pursuant to the Trust Agreement, the Trust issued certificates evidencing an interest in the trust property (the "Certificates"). The Certificates are held by MMCA Auto Receivables Trust and Mitsubishi Motors Credit of America, Inc.

Pursuant to an Indenture, dated as of November 1, 2000, between the Trust, as issuer, and Bank of Tokyo - Mitsubishi Trust Company, as indenture trustee (the "Indenture Trustee"), the Trust issued asset-backed notes
(the "Notes"). The Notes consist of five classes (the "6.72813% Class A-1 Asset Backed Notes," "6.72% Class A-2 Asset Backed Notes," "6.78% Class A-3 Asset Backed Notes", "6.86% Class A-4 Asset Backed Notes", and
"7.42% Class B Asset Backed Notes).  The 6.72813% Class A-1 Asset
Backed Notes, 6.72% Class A-2 Asset Backed Notes, 6.78% Class A-3 Asset Backed Notes, 6.86% Class A-4 Asset Backed Notes, and 7.42% Class B Asset Backed Notes were registered and publicly offered and sold.

The assets of the Trust primarily include a pool of motor vehicle retail installment sale contracts originated by Mitsubishi Motors Credit of America, Inc. ("MMCA") and secured by new and used motor vehicles and light- and medium-duty trucks. The Trust's business activities include acquiring and holding the assets of the Trust, issuing the Notes, the Certificates and the Final Payment Certificate and distributing payments on the Notes, the Certificates and the Final Payment Certificate.

Pursuant to a Sale and Servicing Agreement, dated as of November 1, 2000, among the Trust, as issuer, MART, as seller, and MMCA, as servicer, MMCA administers and services the Trust's pool of motor vehicle retail installment contracts.



Item 2.		Properties (continued)

The following tables set forth the delinquency experience with respect to the level payments due each month on the Trust's motor vehicle retail installment sale contracts but does not include the delinquency experience with respect to balloon payments due at the end of the term of the Trust's contracts which provide for such payments. The period of delinquency is based on the number of days for which more than 10% of a level payment is contractually past due, and the delinquency rate as a percentage of the balance outstanding represents delinquent dollars as a percentage of dollars outstanding.







					December 31, 2000



				Contracts 		Balances
							of Receivables
Delinquent Contracts:
	(i) 30-59 Days		706 			$13,672,325.26
	(ii) 60-89 Days		177 			$3,840,900.18
	(iii) 90 Days or More	11 			$252,390.49




					December 31, 2000




				% of Contracts		% of Balance
				Outstanding 		Outstanding

Delinquency Rates:
  (i) 30-59 Days Delinquent	1.45% 			1.33%
 (ii) 60-89 Days Delinquent	0.36% 			0.37%
(iii) 90 Days or More Delinq	0.02% 			0.02%


The following table sets forth the net loss experience with respect to the payments due each month on the Trust's motor vehicle retail installment sale contracts, including contracts that provide for balloon payments at the end of the terms of such contracts.



					December 31, 2000




				Contracts		Amount
Aggregate Net Losses		13 			$154,681.56




Item 3.		Legal Proceedings

There is nothing to report with regard to this item.


Item 4.		Submission of Matters to a Vote of Security Holders

There is nothing to report with regard to this item.


PART II

Item 5.		Market for the Registrant's Common Equity and Related
		Stockholder Matters

The holder of record of all the Notes as of December 31, 2000 was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States.
An investor holding Notes is not entitled to receive a certificate representing such Notes except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:

			Cede & Co.
			c/o The Depository Trust Company
			Seven Hanover Square
			New York, New York 10004

The holder of record of all of the Certificates as of December 31, 2000 was MMCA Auto Receivables Trust.


Item 6.		Selected Financial Data

Not applicable.


Item 7.		Management's Discussion and Analysis of Financial Condition
		and Results of Operations

Not applicable.


Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


Item 8.		Financial Statements and Supplementary Data

Not applicable.


Item 9.		Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure

There is nothing to report with regard to this item.


PART III

Item 10.	Directors and Executive Officers of the Registrant

Not applicable.


Item 11 	Executive Compensation

Not applicable.


Item 12.	Security Ownership of Certain Beneficial Owners and Management

There is nothing to report with regard to this item.


Item 13.	Certain Relationships and Related Transactions

There is nothing to report with regard to this item.


PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on
		Form 8-K

	(a)	1.	Not applicable.
		2.	Not applicable.
		3.	Exhibits:
99.1 Annual Statement as to Compliance.
			99.2 Annual Independent Public Accountant's Servicing
			Report.

	(b)	Reports on Form 8-K.

The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated December 11, 2000 and January 9, 2001.

	(c)	See (a) 3 above.

	(d)	Not applicable.



 	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					MMCA AUTO OWNER TRUST 2000-2

					BY:  MMCA AUTO RECEIVABLES TRUST


Date: March 21, 2001			By:   /s/ Hideyuki Kitamura
       						Hideyuki Kitamura
					       Secretary and Treasurer


	SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

	No annual report, proxy statement, form of proxy or other soliciting material has been sent to holders of the Notes during the period covered by this report and the registrant does not intend to furnish such materials to holders of the Notes subsequent to the filing of this report.