Form 10-K
period 2001-12-31
MMCA AUTO OWNER TRUST 2000-2
filed 2002-03-29
CIK 1127384

SECURITIES AND EXCHANGE COMMISSION
				WASHINGTON, DC 20549
				______________________

				    FORM 10-K


 ? ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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







					December 31, 2001



				Contracts 		Balances
							of Receivables
Delinquent Contracts:
	(i) 30-59 Days		1,395 			$26,506,557.24
	(ii) 60-89 Days		348 			$6,838,112.39
	(iii) 90 Days or More	227 			$4,586,511.48




					December 31, 2001




				% of Contracts		% of Balance
				Outstanding 		Outstanding

Delinquency Rates:
  (i) 30-59 Days Delinquent	3.42% 			3.84%
 (ii) 60-89 Days Delinquent	0.85% 			0.99%
(iii) 90 Days or More Delinq	0.56% 			0.67%


The following table sets forth the net loss experience with respect to the payments due each month on the Trust's motor vehicle retail installment sale contracts, including contracts that provide for balloon payments at the end of the terms of such contracts.



					December 31, 2001




				Contracts		Amount
Aggregate Net Losses		1,613 			$20,556,604.78




Item 3.		Legal Proceedings

There is nothing to report with regard to this item.


Item 4.		Submission of Matters to a Vote of Security Holders

There is nothing to report with regard to this item.


PART II

Item 5.		Market for the Registrant's Common Equity and Related
		Stockholder Matters

The holder of record of all the Notes as of December 31, 2001 was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States.
An investor holding Notes is not entitled to receive a certificate representing such Notes except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:

			Cede & Co.
			c/o The Depository Trust Company
			Seven Hanover Square
			New York, New York 10004

The holder of record of all of the Certificates as of December 31, 2001 was MMCA Auto Receivables Trust.


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

The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated February 9, 2001, March 9, 2001, April 9, 2001, May 9, 2001, June 8, 2001, July 9, 2001, August 9, 2001, September 7, 2001,
October 9, 2001, November 8, 2001, December 7, 2001, and January 9, 2002.

	(c)	See (a) 3 above.

	(d)	Not applicable.



 	SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					MMCA AUTO OWNER TRUST 2000-2

					BY:  MMCA AUTO RECEIVABLES TRUST


Date: March 29, 2002			By:   /s/ Hideyuki Kitamura
       						Hideyuki Kitamura
					        Exec. V.P., Finance & Corporate Planning


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